Form 10-K
period 1997-12-31
MONEY STORE RESIDENTIAL TRUST 1997-I
filed 1998-03-31
CIK 1047615

-------------------------------------------------
                                      OMB APPROVAL
                    -------------------------------------------------
                    OMB Number:     3235-0063
                    Expires:        May 31, 2000
                    Estimated average burden
                    hours per response   1711.00
                    -------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR L5(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                        Commission file number 333-20817

       THE MONEY STORE INC. (AS REPRESENTATIVE UNDER A SALE AND SERVICING
      AGREEMENT, DATED AS OF AUGUST 31, 1997 PROVIDING FOR THE ISSUANCE OF
                THE MONEY STORE RESIDENTIAL TRUST SERIES 1997-I).

                              THE MONEY STORE INC.
             (Exact name of registrant as specified in its charter)

       NEW JERSEY 68-0400270
     (State or other jurisdiction                        (Trust I.R.S. Employer
  of incorporation or organization)                        Identification No.)


2840 MORRIS AVENUE, UNION, NJ                                   07083
-----------------------------                               -------------
(Address of principal executive offices)                     (Zip Code)

        Registrant's telephone number, including area code (908) 686-2000


           Securities registered pursuant to section 12(b) of the Act:

TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
      NONE                                          NONE


          Securities registered pursuant to section 12(g) of the Act:

                                      NONE
                                (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         x/ Yes               |_|  No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Not Applicable.

State the aggregate market value of the Voting Stock held by non-affiliates of the registrant.

         Not Applicable

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 1996.

         Not Applicable


                                     PART I

ITEM 1. BUSINESS

         Omitted.

ITEM 2. PROPERTIES

         Reference is made to the Annual Compliance Certificate attached hereto as Exhibit 20.

         Reference is made to the Annual Statement attached hereto as Exhibit
13.

ITEM 3. LEGAL PROCEEDINGS

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         There is no established trading market for Registrant's securities subject to this filing.

          Number of holders of record of the Certificates as of March 20, 1998:
39

ITEM 6. SELECTED FINANCIAL DATA

         Omitted.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         Omitted.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

         Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the Annual Compliance Certificate attached as
Exhibit 20.

         Reference is made to the annual Independent Accountant's Report on the Servicer's compliance with loan servicing standards as prepared by KPMG Peat Marwick, the Servicer's and Registrant's Independent Certified Public Accountants, accompanied by the Registrant's Management Assertion, and attached as Exhibit 99 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Omitted.

ITEM 11. EXECUTIVE COMPENSATION

         Omitted.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The following information is furnished as of March 20, 1998 as to each Certificateholder of record of more than 5% of the
         Certificates:


        Title of Class                   Name and Address of                  Amount of Security              % of Class
                                           Beneficial Owner                   of Beneficial Owner
The Money Store                        Citibank, N.A.                           27,500,000                      24
Residential Trust,                     P.O. Box 30576
Series 1997-I,                         Tampa, FL 33630-3576
Class A-1
                                       Norwest Bank Minnesota,                  20,000,000                    17.4
                                       National Association
                                       733 Marquette Avenue
                                       Minneapolis, MN
                                       55479-0056

                                       Republic National Bank of                35,000,000                    30.5
                                       New York
                                       Investment Account
                                       1 Hanson Place, Lower Level
                                       Brooklyn, NY 11243

                                       SSB Custodian                            23,376,000                    20.4
                                       Global Corp. Action.
                                       Dept. JAB5W
                                       P.O. Box 1631
                                       Boston, MA 02105-1631

The Money Store                        Bankers Trust Company                    18,708,000                    28.9
Residential Trust,                     c/o BT Services Tennessee
Series 1997-I,                         648 Grassmere Park Drive
Class A-2                              Nashville, TN 37211

                                      Chase Manhattan                           40,000,000                   61.8
                                      Bank/Chemical
                                      4 New York Plaza, Proxy
                                      Department-13th Floor
                                      New York, NY 10004

The Money Store                       The Bank of New York                      4,352,000                     8.8
Residential Trust,                    925 Patterson Plank Rd.
Series 1997-I,                        Secaucus, NJ 07094
Class A-3
                                      Boston Safe Deposit and                   8,250,000                    16.6
                                      Trust Company
                                      c/o Mellon Bank N.A.
                                      Three Mellon Bank Center,
                                      Room 153-3015
                                      Pittsburgh, PA 15259

                                      Chase Manhattan Bank                      10,500,000                   21.2
                                      4 New York Plaza, 13th Floor
                                      New York, NY 10004

                                      Corestates Bank, N.A.                     13,440,000                   27.1
                                      P.O. Box 7618 F.C. #1-9-1-21
                                      Philadelphia, PA 19106-7618

                                      Deutsche Morgan Grenfell                  10,000,000                   20.2
                                      1251 6th Avenue
                                      New York, NY 10020

The Money Store                       Citibank, N.A.                             9,710,000                   32.7
Residential Trust,                    P.O. Box 30576
Series 1997-I,                        Tampa, FL 33630-3576
Class M-1
                                      M&I Marshall & Ilsley Bank                16,500,000                  55.6
                                      1000 North Water Street
                                      P.O. Box 2977
                                      Milwaukee, WI 53202

                                     U.S. Bank National                          3,000,000                  10.1
                                     Association
                                     Ice Proxy Services
                                     c/o Ice Proxy Services
                                     71 Executive Boulevard
                                     Farmingdale, NY 11735

The Money Store                      The Bank of New York                        3,110,000                  17.9
Residential Trust,                   925 Patterson Plank Rd.
Series 1997-I,                       Secaucus, NJ 07094
Class M-2
                                     Chase Manhattan Bank                       11,591,000                  66.7
                                     4 New York Plaza,
                                     13th Floor
                                     New York, NY 10004

                                    The First National                             845,000                     5
                                    Bank of Maryland
                                    Trust Division-Operations
                                    Dept. 101-62
                                    25 S. Charles Street
                                    Baltimore, MD 21201

The Money Store                     Citibank, N.A.                              11,500,000                  48.1
Residential Trust,                  P.O. Box 30576
Series 1997-I,                      Tampa, FL 33630-3576
Class B
                                    Star Bank, National                         12,413,000                  51.9
                                    Association, Cincinnati
                                    P.O. Box 1118
                                    Mail Location 6120
                                    Cincinnati, OH 45201-1118


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         (A)      None

         (B)-(D)  Omitted.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(A)
         1.      Not applicable.

         2.      Not applicable

         3.      Exhibits

                  13.  Annual Statement

                  20.  Annual Compliance Certificate

                  99. Annual Independent Accountant's Report on the Servicer's compliance with loan servicing standards as prepared by KPMG Peat Marwick, the Servicer's and Registrant's Independent Certified Public Accountants, accompanied by the Registrant's Management Assertion.

  (B)-(D)    Omitted.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as representative on behalf of the trust on the 31st day of March, 1998.

                          THE MONEY STORE INC., as Representative



                          By:      /S/ MICHAEL BENOFF
                          Name:    Michael Benoff
                          Title:   Executive Vice President and
                                   Chief Financial Officer

                                  EXHIBIT INDEX


         DESCRIPTION                                     PAGE NUMBER

Annual Statement                                             10

Annual Compliance Certificate                                12

Annual Independent Accountant's Report                       13